Form 10QSB
period 2006-09-30
First Citizens Financial CORP
filed 2006-12-01
CIK 1368853

U.S. Securities and Exchange Commission

Washington, D.C.  20549

________________________

FORM 10QSB

☒ QUARTERLY REPORT UNDER SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐ TRANSITION REPORT UNDER SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

__________________________

Commission File No. 333-135761

FIRST CITIZENS FINANCIAL CORPORATION
State of Organization	IRS Employer Identification No.
Georgia	06-1746405
P. O. Box 809 Dawsonville, Georgia 30534-0017

Registrant's telephone number:  706-216-5900

_______________________________________

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☒

As of September 30, 2006, ten (10) shares of the Registrant's common stock were outstanding.

PART I	Financial information
Item 1	Financial Statements

First Citizens Financial Corporation
(A Development Stage Enterprise)

BALANCE SHEET

(Unaudited)

	September 30 2006	December 31, 2005
ASSETS
Cash	$ 7,467	$ 24,434
Land	1,308,282	-
Equipment	7,908	-
Deferred stock issuance costs	10,500	7,500
Total Assets	$ 1,334,157	$ 31,934
LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable	$ 20,091	$ -
Accrued liabilities	9,130	-
Line of credit	292,426	-
Note Payable	1,305,856	-
Advances from organizers, net of discount	158,030	162,463
Accrued interest	2,556	-
Other liabilities	2,426	-
Total Liabilities	1,790,515	162,463
Stockholders' deficit
Common stock, $.01 par value, 50,000,000 shares authorized, 10 shares outstanding	1	-
Preferred stock, no par value, 5,000,000 shares authorized, 0 shares outstanding	-	-
Paid in capital	8,964	-
Stock subscription receivable	(100)	-
Deficit accumulated in development stage	(465,223)	(130,529)
Total Stockholders' deficit	(456,358)	(130,529)
Total liabilities and stockholders' deficit	$ 1,334,157	$ 31,934

See accompanying notes to financial statements.

First Citizens Financial Corporation
(A Development Stage Enterprise)

Statements of Operations and Accumulated Deficit
	Cumulative During Development Stage	Nine Months Ended September 30,	Three Months Ended September 30,
	(May 5, 2005- September 30 2006)	2006	2005	2006	2005
Income:
Miscellaneous	$ 5,000	$ -	$ -	$ -	$ -
Operating Expenses:
Consulting	111,553	20,000	72,680	-0-	43,798
Legal	107,289	71,466	25,844	25,196	12,540
Salaries and benefits	139,797	139,078	528	90,257	528
Application fees	23,795	23,795	-	3,795	-
Office and reimbursed expenses	21,016	20.438	704	15,372	284
Accounting	19,390	19,390	-	19,390	-
Marketing	18,918	18,918	-	11,417	-
Interest	12,877	10,414	-	10,414	-
Miscellaneous	6,904	4,394	4,840	1,098	4,840
Meals and entertainment	2,438	1,531	557	377	410
Occupancy Expense	3,800	3,000	800	3,000	800
Telephone	2,216	2,040	176	2,040	176
Bank service charges	230	230	-	128	-
Total expenses	470,223	334,694	106,129	182,484	63,376
Net loss	$(465,223)	$(334,694)	$(106,129)	$(182,484)	$(63,376)
Accumulated deficit, beginning of period	-	130,529	-	282,739	-
Accumulated deficit, end of period	$ 465,223	$ 465,223	$ 106,129	$ 465,223	$ 63,376

See accompanying notes to financial statements.

First Citizens Financial Corporation
(A Development Stage Enterprise)

Statements of Changes in Stockholders' Deficit

Nine months ended September 30, 2006 and
from inception to September 30, 2006
	Preferred Stock	Common Stock	Additional Paid-in Capital	Stock Subscriptions Receivable)	Accumulated Deficit (Restated)	Total (Restated)
Balance, May 5, 2005 (Date of Inception)	$ -	$ -	$ -	$ -	$ -	$ -
Imputed interest on shareholder advances	-	-	8,865	-	-	8,865
Net loss, May 5, 2005 (Date of Inception) to December 31, 2005	-	-	-	-	(130,528)	(130,528)
Balance, December 31, 2005	-	-	8,865	-	(130,528)	(121,663)
Net loss, nine months ended September 30, 2006	-	-	-	-	(333,280)	(333,280)
Issuance of 10 shares common stock at $10 per share	$ -	$ 1	$ 99	$ (100)	$ -	$ -
Balance, September 30, 2006	$ -	$ 1	$ 8,964	$ (100)	$ (463,808)	$ (454,943)

See accompanying notes to financial statements.

First Citizens Financial Corporation
(A Development Stage Enterprise)

Statements of Cash Flows
	Cumulative During Development Stage	For the nine months ended September 30,
	(May 5, 2005- September 30 2006)	2006	2005
Net loss	$ (465,223)	$ (334,694)	$ (106,129)
Cash flow from operating activities- Amortization of discount Accounts payable and accrued liabilities	4,432 34,203	6,895 34,203	- -
Net cash used by operating activities	(424,125)	(296,059)	-
Cash flow from investing activities- Purchase of future bank site Purchase of equipment	(1,308,282) (7,908)	(1,308,282) (7,908)	- -
Net cash used by investing activities	(1,316,190)	(1,316,190)	-
Cash flow from financing activities: Advances from line of credit, net Note payable on future bank site Shareholder advances Deferred stock issuance costs	292,426 1,305,856 160,000 (10,500)	292,426 1,305,856 - (3,000)	- - 150,000 (7,500)
Net cash provided by financing activities	1,747,782	1,595,282	142,500
Net change in cash	7,467	(16,967)	-
Cash at the beginning of the period	-	24,434	-
Cash at the end of the period	$ 7,467	$ 7,467	$ 36,371
Supplemental disclosures of cash flow information - Interest paid	$ -	$ -	$ -
Supplemental Schedule of Non-cash Investing and Financing Activity - Discount of advances from organizers and paid-in capital	$ 8,865	$ -	$ 8,865

See accompanying notes to financial statements.

FIRST CITIZENS FINANCIAL CORPORATION
(A Development Stage Enterprise)

Notes to Financial Statements
September 30, 2006
1.	BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The financial statements as of September 30, 2006 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the nine month period ended September 30, 2006 and for the seventeen month period ended September 30, 2006 since the Company's inception date of May 5, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  These statements should be read in conjunction with the financial statements and footnotes thereto included in the prospectus dated October 18, 2006.

2.	SUMMARY OF ORGANIZATION

The Company is a proposed one-bank holding company with respect to a de novo bank, First Citizens Bank of Georgia (In Organization), Dawsonville, Georgia (the "Bank").  The Company filed applications with the Georgia Department of Banking and Finance (the "FDB") to charter the Bank and with the Federal Deposit Insurance Corporation (the "FDIC") for federal deposit insurance.  Preliminary approval for each of these applications has been received.  The Company expects to file an application with the Federal Reserve Bank of Atlanta for prior approval to form a bank holding company within the next sixty days.

The Company is a development stage enterprise as defined by the Financial Accounting Standards Board Statement No. 7, "Accounting and Reporting by Development Stage Enterprises," as it devotes substantially all its efforts to establishing a new business, its planned principal operations have not commenced and there has been no significant revenue from the planned principal operations.

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operation.

       The following discussion and analysis provides information which the Company believes is relevant to an assessment and understanding of the Company's results of operations and financial condition.  This discussion should be read in conjunction with the financial statements and accompanying notes appearing in this report.

FORWARD-LOOKING STATEMENTS

       Certain of the statements contained in this report on Form 10-QSB that are not historical facts are forward looking statements relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management.

       The Company cautions readers of this report that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements.  Although the Company's management believes that their expectations of future performance are based on reasonable assumptions within the bounds of their knowledge of their business and operations, there can be no assurance that actual results will not differ materially from their expectations.

       The Company's operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section of the Company's Registration Statement (Registration No. 333-135761) as filed with the Securities and Exchange Commission and declared effective on October 18, 2006.

OVERVIEW

       First Citizens Financial Corporation (the "Company") was incorporated on May 5, 2005 to serve as a holding company for a proposed de novo bank, First Citizens Bank of Georgia (In Organization), Dawsonville, Georgia (the "Bank").  The Company is still in a development stage and will remain in that stage until the Bank opens for business.  Since its inception, the Company's main focus has been to organize the Company and the Bank, conduct the Company's initial public offering, applying to the Georgia Department of Banking and Finance (the "GDB") for a bank charter, applying to the Federal Deposit Insurance Corporation (the "FDIC") for deposit insurance, conducting the sale of the Company's common stock, interviewing and hiring personnel, and preparing the locations from which the Company and the Bank will operate.

       The Company has filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (the "SEC"), which Registration Statement became effective October 18, 2006.  Pursuant to the Registration Statement, a minimum of 1,250,000 shares of the Company's common stock, $.01 par value per share, and a maximum of 2,000,000 shares of common stock were registered for sale at an offering price of $10.00 per share.  As of the date of this report, subscribers and proposed subscribers have either indicated their intention to subscribe or have actually subscribed to approximately 1,000,000 shares, corresponding to gross subscription proceeds of approximately $10,000,000.

FINANCIAL RESULTS

       For the nine-month period ended September 30, 2006, the net loss amounted to $334,694.  For the nine-month period ended September 30, 2006, the primary expenses were salaries and benefits ($139,078) and legal fees ($71,466).  Because the Company is in the organizational stage, it has no operations from which to generate revenues.   The Company has included comparable financial information for the nine-month period ended September 30, 2005 and for the period since inception on May 5, 2005 to September 30, 2006.

       For the three-month period ended September 30, 2006, the net loss amounted to $182,484. For the three-month period ended September 30, 2006, the primary expenses were salaries and benefits ($90,257) and legal fees ($25,196). Because the Company is in the organizational stage, it has no operations from which to generate revenues.   The Company has included comparable financial information for the three-month period ended September 30, 2005.

       Initially, the Bank anticipates deriving its revenues principally from interest charged on loans and, to a lesser extent, from interest earned on investments, fees received in connection with the origination of loans and other miscellaneous fees and service charges.  Its principal expenses are anticipated to be interest expense on deposits and operating expenses.  The funds for these activities are anticipated to be provided principally by operating revenues, deposit growth, purchases of federal funds from other banks, sale of loans and investment securities, and partial or full repayment of loans by borrowers.

       The Bank's operations will depend substantially on its net interest income, which is the difference between the interest income earned on its loans and other assets and the interest expense paid on its deposits and other borrowings.  This difference is largely affected by changes in market interest rates, credit policies of monetary authorities, and other local, national or international economic factors which are beyond the Bank's ability to predict or control.  Large moves in interest rates may decrease or eliminate the Bank's profitability.

FUNDING OF OPERATIONS AND LIQUIDITY

       The Company's operations from inception through September 30, 2006 have been funded from advances made by its organizers as well as advances from a line of credit from Nexity Bank.  To date, the organizers have advanced $160,000 to the Company.  As of September 30, 2006, the Company was advanced $292,426 on the line of credit. The Company believes that the proceeds to be raised during the initial public offering will provide sufficient capital to support the growth of both the Company and the Bank for their initial years of operations.  The Company does not anticipate that it will need to raise additional funds to meet expenditures required to operate its business or that of the Bank over the initial twelve months after a successful offering; all anticipated material expenditures during that period are expected to be provided for out of the proceeds of the Company's initial public offering.

CAPITAL EXPENDITURES

       As of September 30, 2006, the Company had purchased the site, to be used by the Company as its executive office and by the Bank as its main banking facility for an aggregate cost of $1,308,282, and equipment having an aggregate cost of $7,908.

Item 3.  Controls and Procedures

       The Company, with the participation of its management, including its Chief Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation and as of the end of the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to information required to be disclosed in its reports that the Company files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934. There have been no changes in the Company's internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not a party to any pending litigation.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4.  Submission of Matters to a Vote of Shareholders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

31	Certification of Principal Executive and Principal Financial Officer
32	Certification of Chief Executive and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CITIZENS FINANCIAL CORPORATION
Date: November 30, 2006	By: /S/ Charles M. Buckner Charles M. Buckner President and Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)