Form 10KSB
period 2006-12-31
First Citizens Financial CORP
filed 2007-04-16
CIK 1368853

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-KSB
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2006 OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-135761

FIRST CITIZENS FINANCIAL CORPORATION
(Name of Small Business Issuer as Specified in Its Charter)
Georgia (State or Other Jurisdiction of Incorporation or Organization)	06-1746405 (I.R.S. Employer Identification No.)
P. O. Box 809 Dawsonville, Georgia (Address of Principal Executive Offices)	30534-0017 (Zip Code)

Issuer's Telephone Number, Including Area Code: (706) 216-5900

    Securities registered pursuant to Section 12(b) of the Exchange Act: None
    Securities registered pursuant to Section 12(g) of the Exchange Act: None

     Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes __ No [X]

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ___ No [X]

     State issuer's revenues for its most recent fiscal year: None

     As of March 1, 2007, there were issued and outstanding ten (10) shares of the issuer's Common Stock.

     Transitional Small Business Disclosure Format: Yes ___ No [X]

DOCUMENTS INCORPORATED BY REFERENCE

            Certain information required by Part I of this report (Items 1 and 2) and Part III of this report (Items 9, 10, 11 and 12) is incorporated by reference to the Prospectus filed under Rule 424(b), on October 18, 2006 (the "2006 Prospectus").

FORWARD-LOOKING STATEMENTS

            This Report may contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements use the words "estimate," "plan," "intend," "expect," "anticipate," "believe" and similar expressions, about plans, objectives, future events or performance and assumptions and other statements that are not statements of historical fact. The Company and the Bank (each as later defined in this Report) caution readers that the following important factors, among others, could cause the Company's actual results to differ materially from the forward-looking statements contained in this Report: (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company or the Bank must comply, and the associated costs of compliance with such laws and regulations either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Company's organization, compensation and benefit plans; (iii) the effect on the Company's competitive position within its market area of the increasing consolidation within the banking and financial services industries, including the increased competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services; (iv) the effect of changes in interest rates; and (v) the effect of changes in the business cycle and downturns in the local, regional or national economies.

The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that the Company or its agents may make from time to time.

PART I.
ITEM 1.	DESCRIPTION OF BUSINESS
A.	The Company

            First Citizens Financial Corporation (hereinafter "we" or the "Company") was incorporated on May 5, 2005, as a Georgia corporation. Effective March 5, 2007, the Company was approved as a bank holding company under the Bank Holding Company Act of 1956 to be supervised and regulated by the Board of Governors of the Federal Reserve System (the "Fed"). The Company was formed for the purpose of acting as a one-bank holding company for First Citizens Bank of Georgia (the "Bank"). The Company owns all of the outstanding capital stock of the Bank, a Georgia state-chartered community bank which, since March 5, 2007, has been conducting a commercial banking business from an office in Dawsonville, Georgia.

            On October 18, 2006, the Company commenced a public offering of 2,000,000 shares of common stock, par value $.01 (the "Common Stock") at $10.00 per share, by filing SEC Form SB-2 with the United States Securities and Exchange Commission ("SEC")(the "Offering"). In the Offering, which closed on February 2, 2007, the Company sold 1,575,493 shares of Common Stock for aggregate proceeds of $15,754,930. Also, pursuant to the terms of the Offering, the Company will have issued:

    To all subscribers to the Offering, 315,098 Shareholder Warrants granting the holders the right to purchase 315,098 shares of Common Stock at $12.50 per share on or before March 5, 2010;

    To the twelve organizers of the Bank, 102,625 Organizer Warrants granting the holders the right to purchase 102,625 shares of Common Stock at $10 per share on or before March 5, 2017;

    To the thirteen directors of the Company, 274,875 Director Warrants granting the holders the right to purchase 274,875 shares of Common Stock, at $10 per share, on or before March 5, 2017;

    To Charles M. Buckner, the Company's and the Bank's President and Chief Executive Officer, 63,020 options to purchase 63,020 shares of Common Stock, at $10 per share, on or before March 5, 2017, vesting ratably over three years from issuance;

    To each of Michael T. Underwood, Executive Vice President of the Bank, James E. Bullard, Senior Vice President and Senior Lending Officer of the Bank, and W. Bryan Hendrix, Senior Vice President and Chief Financial Officer of the Company and the Bank, 25,000 options to purchase 25,000 shares of Common Stock, at $10 per share, on or before March 5, 2017, vesting ratably over three years from issuance; and

    To Bank Resources, Inc., a consulting firm, 6,000 options to purchase 6,000 shares of Common Stock, at $10 per share, on or before March 5, 2017.

             The options issued to Messrs. Underwood, Bullard and Hendrix were granted under the 2006 Stock Incentive Plan adopted by the Company and under which an additional 161,324 shares of Common Stock may be granted to employees of the Company and the Bank at the discretion of the Board of Directors.

             In the Offering, the 1,575,493 shares of Common Stock were purchased by 273 separate purchasers. Consequently, as a corporation, the registration of whose common stock became effective under the Securities Act of 1933, as amended, in 2006, but which had less than 300 shareholders on January 1, 2007, the Company is an issuer with respect to which the duty to file periodic reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act") has been, under Section 15(d) and Rule 15d-6 under the Exchange Act, automatically suspended. Accordingly, this Report is the last annual or any other report under the Exchange Act the Company will file until the duty to resume filing such reports becomes effective. Consistent therewith, the Company filed, on March 13, 2007, SEC Form 15 certifying to such suspension.

             Nevertheless, the Company intends to provide to its shareholders quarterly and annual reports setting forth material information about the financial condition of the Company and the Bank. The first such report will be issued and distributed to the shareholders in July 2007, covering the activities of the Company and Bank during March 5 - June 30, 2007.

B.	The Bank

            1. General.

            The Bank commenced banking operations in Dawsonville, Georgia, on March 5, 2007. The Bank operates from its temporary facilities located at 1797 Highway 400 South, Dawsonville, Georgia. At this location, the Company and the Bank intend to construct its headquarters and main banking facility, a 13,200 square foot, two-story building, with three drive-through lanes, two of which will be utilized upon opening. On March 20, 2007, the Bank had nine full time employees.

            A branch office is planned to be opened in north Forsyth County, Georgia, within the first year of operation. A second branch is planned for the fourth year of operation in Lumpkin County, Georgia.

            Located 47 miles north of the Atlanta, Georgia metro area, Dawson County offers features sought by businesses and industries in a developing environment, a varied economic base, attractive location, availability of land for development, an expanding labor force, good schools, readily available health care and low crime rate. The Bank has been founded to take advantage of the growth in the market. The area is accessible by a transportation system consisting of the highway system (GA Highway 400 and US 19), rail lines and air travel (Hartsfield-Jackson International Airport - 60 miles, and Athens Airport - 65 miles).

            2. Other Information.

            The remainder of the information describing the future business of the Company and the Bank required by this Item is incorporated by reference to the applicable information in the 2006 Prospectus.

ITEM 2.	DESCRIPTION OF PROPERTY

            The information required under this Item is incorporated by reference to the applicable information in the 2006 Prospectus.

ITEM 3.	LEGAL PROCEEDINGS

            There are no pending legal proceedings to which the Company or the Bank is a party or to which any of their properties are subject.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

PART II.
ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER'S PURCHASES OF EQUITY SECURITIES

            As of March 20, 2007, the Company was in the process of issuing shares of Common Stock to its 273 subscribers, each of whom will become a shareholder of record and who in the aggregate will own all of the 1,575,493 shares of Common Stock to be outstanding. As of such date, 836,618 shares of Common Stock were subject to outstanding options and warrants convertible into common equity of the Company, the relevant documents with respect to which are also being distributed to the holders. The Common Stock is not listed or traded on any stock exchange or inter-dealer trading system. In the Offering, it was sold for $10.00 per share.

            The Company does not intend to pay dividends on the Common Stock in the foreseeable future.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

       1. General.

            The Company was incorporated on May 5, 2005 to serve as a holding company for the Bank. Since its inception, the Company's main focus has been organizing the Company and the Bank, conducting the Offering, obtaining the charter for the Bank from the Georgia Department of Banking and Finance (the "GDB"), obtaining deposit insurance for the Bank from the Federal Deposit Insurance Corporation (the "FDIC"), obtaining approval for the Company as a bank holding company from the Fed, conducting the sale of the Common Stock, interviewing and hiring personnel, and preparing the location from which the Company and the Bank will operate.

            After the regulatory approvals described were obtained and the Offering successfully completed, on February 20, 2007, $15,250,000 in funds was released from its escrow account at Nexity Bank. On such date, the Company injected $12,400,000 of these funds into the capital of the Bank with another $1,360,000 of the funds used to pay off the note (including accrued interest) due to Midtown Bank for the land site purchased for the Company's corporate headquarters and the bank's future main office facility. An additional $898,000 of the funds was used to pay off the $740,000 outstanding balance on the Company's $750,000 line of credit with Nexity Bank along with its $158,000 outstanding balance on the $250,000 line of credit with Crescent Bank, respectively. Deferred Stock Offering Costs in the amount of $174,000 incurred for expenses associated with the initial public offering will be absorbed (offset) by the Company's remaining capital proceeds. Shortly following the receipt of the funds held in escrow, the Company received another $505,000 in stock proceeds. The receipt of these proceeds combined with the $15,250,000 in funds received after breaking escrow provided the Company approximately $971,000 to help fund and support the operations of the holding company.

            For the twelve-month period ended December 31, 2006, the net loss amounted to $528,633.  For the twelve-month period ended December 31, 2006, the primary expenses were salaries and benefits ($281,859) and legal fees ($73,353).  Because the Company is in the organizational stage, it has no operations from which to generate revenues. The Company has included comparable financial information for the period from May 5, 2005 to December 31, 2005 and the period from May 5, 2005 (inception) to December 31, 2006.

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

                   2. Liquidity.

            The Company's operations from inception through December 31, 2006 have been funded from advances made by its organizers as well as advances from a line of credit from Nexity Bank. To date, the organizers have advanced $160,000 to the Company. As of December 31, 2006, the Company was advanced $662,601 on the line of credit with Nexity Bank. The Company believes that the proceeds to be raised during the initial public offering will provide sufficient capital to support the growth of both the Company and the Bank for their initial years of operations. The Company does not anticipate that it will need to raise additional funds to meet expenditures required to operate its business or that of the Bank over the initial twelve months after a successful offering; all anticipated material expenditures during that period are expected to be provided for out of the proceeds of the Company's initial public offering.

            3. Capital Expenditures.

            As of December 31, 2006, the Company had purchased the site, to be used by the Company as its corporate office and by the Bank as its main banking facility for an aggregate cost of $1,346,658, and equipment having an aggregate cost of $17,774. Deferred Stock Offering Costs in the amount of $151,530 had been capitalized during 2006 for expenses associated with the issuance of the Company's public stock offering. As indicated in the General Overview, these costs will be absorbed by the $15,754,930 in funds raised from the initial offering.

ITEM 7.	FINANCIAL STATEMENTS

             Financial Statements are attached as Exhibit 99.1.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

            None.

ITEM 8A.	CONTROLS AND PROCEDURES

            As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in periodic filings with the Securities and Exchange Commission.

             There has been no change in the Company's internal controls over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

ITEM 8B.	Other Information.

             None.

PART III
ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

             The information required by this Item is incorporated herein by reference to the applicable information in the 2006 Prospectus.

ITEM 10.	EXECUTIVE COMPENSATION

            The table below provides information concerning the compensation paid to our sole named executive officer for services in all capacities for the years ended 2006 and 2005.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Charles M. Buckner, President and CEO	2006 2005	127,500 -	- -	- -	- -	- -	- -	17,923(1) -	145,423 -

(1) Included in this amount are $9,457 in health insurance benefits, $6,800 in auto allowance, and $1,666 social club dues and amenities.

            There were no outstanding equity awards or any other compensation subject to disclosure under Item 402 of Regulation SB granted to or received by the named executive officer or any director during the fiscal year ended December 31, 2006.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

            The information required by this Item is incorporated herein by reference to the applicable information in the 2006 Prospectus.

Item 12.	Certain Relationships and Related Transactions.

            The information required by this Item is incorporated herein by reference to the applicable information in the 2006 Prospectus.

Item 13.	Exhibits List.
Exhibit Number	Sequential Description
3(i)	Amended and Restated Articles of Incorporation of Registrant, incorporated by reference to Exhibit 3.1 to Registration Statement on Form SB-2, filed on July 16, 2006.
3(ii)	Bylaws of Registrant, incorporated by reference to Exhibit 3.2 of Registration Statement on Form SB-2, filed on July 16, 2006.
14	Code of Ethics, incorporated by reference to Exhibit 14 to the Registration Statement on Form SB-2, filed on July 16, 2006.
21	Subsidiaries of Registrant
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
99.1	Financial Statements
6
Item 14.	Principal Accountant Fees and Services.

            The fees billed by Cherry, Bekaert & Holland, L.L.P. ("CBH") for professional services rendered to the Company during 2006 are set forth below. The Audit Committee has concluded that the provision of non-audit services by their independent registered public accounting firm to the Company did not and does not impair or compromise the auditor's independence.

2006
Audit Fees	$22,000
Audit-Related Fees	-
Tax Fees	3,000
Total	$25,000

            All audit and audit-related services performed by CBH in fiscal year 2006 were pre-approved by the Audit Committee in accordance with the regulations of the SEC.

SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CITIZENS FINANCIAL CORPORATION (Registrant)

BY: /S/ Charles M. Buckner
       Charles M. Buckner, President and Chief Executive Officer
       (Principal Executive Officer)

/S/ W. Bryan Hendrix
       W. Bryan Hendrix, Senior Vice President and Chief Financial Officer
       (Principal Financial Officer and Principal Accounting Officer)

Date: April 16, 2007

            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ Charles M. Buckner Charles M. Buckner	President, Chief Executive Officer and Director	April 16, 2007
________________________ Michael L. Berg	Director	April 16, 2007
/S/ Robert A. Followell Robert A. Followell	Director	April 16, 2007
/S/ Stephen W. Gooch Stephen W. Gooch	Director	April 16, 2007
/S/ Charles H. Gordon Charles H. Gordon	Director	April 16, 2007
/S/ Steven K. Liebel Steven K. Leibel	Director	April 16, 2007
/S/ Eugene E. (Chip) Pearson Eugene E. (Chip) Pearson	Director	April 16, 2007
/S/ John D. Pearson John D. Pearson	Director	April 16, 2007
/S/ James A. Priebe James A. Priebe	Director	April 16, 2007
/S/ Kent W. Sanford Kent W. Sanford	Director	April 16, 2007
/S/ Jonathan C. Seib Jonathan C. Seib	Director	April 16, 2007
/S/ Todd A. Seib Todd A. Seib	Director	April 16, 2007
/S/ Kevin K. Tanner Kevin K. Tanner	Director	April 16, 2007